Form 10-K
period 1998-12-31
DERAND REAL ESTATE INVESTMENT TRUST
filed 1999-06-03
CIK 28238

                                   FORM 10-K
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO _________

                        COMMISSION FILE NUMBER 000-8139
                      DERAND REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                    52-6119833
   (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

           134 WEST 32ND STREET, SUITE 602, NEW YORK, NEW YORK 10001
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)
                                 (212) 631-0252
               (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           SHARES OF BENEFICIAL INTEREST (PAR VALUE $1.00 PER SHARE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes     NO   X
                                             ---    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         THE AGGREGATE MARKET VALUE OF SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NONAFFILIATES OF THE REGISTRANT (CALCULATED BY EXCLUDING OUTSTANDING SHARES OF BENEFICIAL INTEREST OWNED BENEFICIALLY BY TRUSTEES AND OFFICERS AS A GROUP) IS NOMINAL. TO THE KNOWLEDGE OF REGISTRANT, THERE HAS BEEN NO SALE OF ITS SHARES OF BENEFICIAL INTEREST SINCE MARCH 30, 1992. AS OF MARCH 1, 1999, THERE WERE 468,801 SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT OUTSTANDING.

         Documents Incorporated by reference: NONE

                               TABLE OF CONTENTS

                                                                                                                           Page
ITEM 1.     BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
ITEM 2.     PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 11.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                                     PART I


ITEM 1.      BUSINESS

OVERVIEW

      DeRand Real Estate Investment Trust (the "Registrant") is a business trust of unlimited duration organized under the laws of the Commonwealth of Massachusetts in 1972. As reflected in its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Registrant was adversely impacted by extant real estate industry pressures, resulting with the subsequent loss of all its assets. Currently, the Registrant conducts no business, has no assets and no liabilities. Management is actively seeking to infuse the Registrant with new capital and/or properties.

      At such time as the Registrant shall have funds to invest, it would invest substantially all of its assets in income-producing real estate and, to a lesser extent, in mortgages secured by real estate. The Registrant would purchase property for long-term investment and income, and not for resale. However, it may sometimes be advisable to sell an investment property, or a portion thereof, for prudent business reasons. At such time as the Registrant shall have funds to invest, it plans to concentrate on acquiring real estate in the form of hotels and/or apartment projects.

      The Registrant has no full-time employees. The Registrant has elected to be treated as a real estate investment trust ("REIT") pursuant to the provisions of the Internal Revenue Code of 1986, as amended. REIT status allows the Registrant not to be taxed at the corporate level on its taxable income that is currently distributed to the shareholders. This treatment substantially eliminates the "double taxation" (i.e., imposition of income taxes on both corporate earnings and distributions to the shareholders) that typically results from the use of corporate investment vehicles.

ITEM 2.      PROPERTIES

      In January 1996, the first lien mortgage holder filed suit to foreclose upon the mortgage on the real property and fixtures of Colombia Gardens Apartments, a garden apartment complex located in Cohoes, New York. Such foreclosure proceedings resulted in the transfer of this property in consideration for the release of the Registrant from the first lien mortgage and any continuing liabilities with respect thereto, resulting in a loss of $780,601.

      On March 28, 1995, the Registrant sold its interest in a second lien purchase money mortgage secured by real estate, known as Leisureville Apartments, in York, Pennsylvania, for $125,000, the proceeds of which were applied towards the payment and settlement of the Registrant's obligations to Capital Bank, N.A., of Washington, D.C.

ITEM 3.      LEGAL PROCEEDINGS

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.


                                    PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      There is no established public trading market for the Registrant's Trust Shares. Since there is no active market for the Trust Shares, the Registrant is unable, without undue effort, to provide information regarding quotations of its Trust Shares.

Holders: As of March 1, 1999 there were approximately 686 holders record of the Registrant's Trust Shares.

Dividends:       None (no taxable income)

ITEM 6.      SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31
                                            1998     1997         1996        1995              1994
SUMMARY OF OPERATIONS
Total revenue                              0          0         39,574      575,740            565,413

Income (Loss)from real estate              0          0       (780,601)     (4,018)           (118,159)
operations

Net income (Loss) per share                0          0         (1.67)       (0.61)           (0.25)

Cash dividends per share                   0          0           0             0                0

Total assets                               0          0           0        2,444,502        2,694,502

Long-term obligations                      0          0           0             0                 0

-----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant is inactive and not conducting any business whatsoever.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant is inactive and not conducting any business whatsoever.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Larry K. Nick, age 61, is (i) the Managing Trustee and Chairman of the Registrant (ii) president of Damon, Andrews & Company, Ltd. and (iii) general partner in approximately 5 limited partnerships owning real property or oil and gas investments. He has been a Trustee of the Registrant since 1987.

ITEM 11.     EXECUTIVE COMPENSATION

      No remuneration was paid to any trustee or executive officer of the Registrant during the fiscal years ended December 31, 1993, December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997, and December 31, 1998.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      The following table sets forth certain information as of March 1, 1999, with respect to the beneficial ownership of Trust Shares by each person or entity known by the Registrant to own beneficially more than 5% of its outstanding shares, by each trustee of the Registrant and by all officers and trustees as a group. (1)

------------------------------------------------------------------------------------------------------
                   Name                            Beneficially Owned                    Percent
------------------------------------------------------------------------------------------------------
 Larry K. Nick (2) (3)                     89.909                              19.34%
------------------------------------------------------------------------------------------------------
 Estate of William J. Weissel, deceased    81,909                              17.62%
 (4)
------------------------------------------------------------------------------------------------------
 All Trustees and officers as a group (1                                       19.34%
 person including those named above)
------------------------------------------------------------------------------------------------------

(1) The persons or entities named in the table have sole voting and investment power with respect to the Trust Shares shown as beneficially owned by each of them, subject to the information contained in the other footnotes to this table. The number of Trust Shares shown herein as beneficially owned is based on information furnished by each person or entity named as of March 1, 1999.

(2) Includes 1,314 Trust Shares as to which Mr. Nick shares voting and investment power by virtue of his shared control of Nickel, Inc. Mr. Nick's address is 143 West 32nd Street, New York, New York 10001.

(3)   A trustee of the Registrant.

(4) Includes 1,315 Trust Shares as to which this Estate shares voting and investment power by virtue of its shared control of Nickel, Inc. This Estate's address is c/o 1667 K Street, NW, Suite 1100, Washington, D.C. 20006.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                    PART IV

                                 EXHIBIT INDEX


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

The Registrant is inactive and not conducting any business whatsoever.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York on March 30, 1999.

                                    DERAND REAL ESTATE INVESTMENT TRUST


                                    By:    /s/ Larry K. Nick
                                    ---------------------------
                                              Larry K. Nick
                                    Title:  Chairman, Managing Trustee,
                                            principal Executive and Chief
                                            Financial Officer